Form 10-Q
period 2013-09-30
Power Gala Corp.
filed 2013-12-16
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189401

Power Gala Corp.

(Exact name of registrant as specified in its charter)

Delaware	46-2497498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4514 12th Avenue

Brooklyn, NY 11219

(Address of principal executive offices)(Zip Code)

(718) 208-1889

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]         No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

As of December 16, 2013, the registrant had 9,756,000 shares of its common stock outstanding.

POWER GALA CORP.

(A Development Stage Company)

Quarterly Period on Form 10-Q

September 30, 2013

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Condensed Financial Statements-

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and for the periods from February 21, 2012 (Inception) through September 30, 2013 and 2012(unaudited)	5

Condensed Statement of Changes in Stockholders’ Deficit for the Periods from February 21, 2012 (Inception) Through September 30, 2013 (unaudited)	6

Condensed Statements of Cash Flows for the for the Nine Months Ended September 30, 2013 and for the periods from February 21, 2012 (Inception) Through September 30, 2013 and 2012 (unaudited)	7

Notes to Condensed Financial Statements (unaudited)	8

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	As of September 30, 2013 (Unaudited)	As of December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,442	$ 100

Total current assets	1,442	100

Other Assets:
Software, net	4,794	-

Total Assets	$ 6,236	$ 100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 5,000	$ -
Unearned income	1,300	-
Loans from related parties - directors and stockholders	8,391	369

Total current liabilities	14,691	369

Total liabilities	14,691	369

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
9,756,000 and 7,750,000 shares issued and outstanding, respectively	976	775
Additional paid-in capital	33,799	-
Deficit accumulated during the development stage	(43,230)	(1,044)

Total stockholders' deficit	(8,455)	(269)

Total Liabilities and Stockholders' Deficit	$ 6,236	$ 100

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30, 2013	Period From February 21, 2012 (Inception) Through September 30, 2012	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Period From February 21, 2012 (Inception) Through September 30, 2013

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
Professional fees	20,000	-	5,000	-	20,000
Consulting	17,991	-	-	-	17,991
Depreciation	600	-	300	-	600
Filing fees	1,137	-	-	-	1,137
Computer and Internet expenses	610	-	207	-	610
General and administrative	1,848	-	46	-	2,892

Total expenses	42,186	-	5,553	-	43,230

Loss from Operations	(42,186)	-	(5,553)	-	(43,230)

Provision for income taxes	-	-	-	-	-

Net Loss	$ (42,186)	$ -	$ (5,553)	$ -	$ (43,230)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,987,703	7,750,000	9,756,000	-

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'

DEFICIT FOR THE PERIODS FROM INCEPTION

(FEBRUARY 21, 2012) THROUGH SEPTEMBER 30, 2013

(UNAUDITED)

	Common stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Totals
	Shares	Amount
Balance - February 21, 2012	-	$ -		$ -	$ -

Issuance of founder's shares	7,750,000	775	-	-	775

Net loss for the period	-	-	-	(1,044)	(1,044)

Balance - December 31, 2012	7,750,000	775	-	(1,044)	(269)

Common stock issued for cash ($0.017 per share)	2,006,000	201	33,799	-	34,000

Net loss for the period	-	-	-	(42,186)	(42,186)

Balance - September 30, 2013	9,756,000	$ 976	$ 33,799	$ (43,230)	$ (8,455)

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2013	From February 21, 2012 (inception) through September 30, 2012	From February 21, 2012 (inception) through September 30, 2013

Operating Activities:
Net loss	$ (42,186)	$ -	$ (43,230)
Adjustments to reconcile net loss to net cash
used in operating activities:	-	-	-
Depreciation	600	-	600
Issuance of founder's shares	-	-	775
Unearned income	1300	-	1,300
Changes in accounts payable and accrued liabilities	5,001	-	5,001

Net Cash Used in Operating Activities	(35,285)	-	(35,554)

Investing Activities:
Purchase of software	(5,395)	-	(5,395)

Net Cash Used in Investing Activities	(5,395)	-	(5,395)

Financing Activities:
Proceeds from issuance of common stock	34,000	-	34,000
Loans from related parties - directors and stockholders	8,022	-	8,391

Net Cash Provided by Financing Activities	42,022	-	42,391

Net Increase in Cash	1,342	-	1,442

Cash - Beginning of Period	100	-	-

Cash - End of Period	$ 1,442	$ -	$ 1,442

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Power Gala corp. (“Power Gala” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 21, 2012. The business plan of the Company is to offer event planning services for various types of events. The accompanying condensed financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with a reading of the Company’s annual financial statements and notes thereto included in this registration statement.  Interim results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of future results for the full year.

Development Stage

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Software

The Company purchased pre-packaged software for internal use.  The cost of the software is capitalized and amortized into expense over its estimates useful life of three years.

Deferred Revenue

The Company records amounts received for services to be performed I future periods as deferred revenue on the accompanying condensed balance sheet.  Such amounts are recognized as revenue during the period in which the services are provided.  During the three months ended September 30, 2013, the Company received a deposit for event planning services to be provided in November 2013 totaling $1,300, which is presented as deferred revenue as of September 30, 2013.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through September 30, 2013.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2013, the carrying value of accounts payables, accrued expenses, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from February 21, 2012 (inception) through September 30, 2013. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

 (2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to offer event planning services for various types of events.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2013, and December 31, 2012 loans from a founding stockholder amounted to $8,391 and $369, respectively, and represented working capital advances. These advances are non-interest bearing and due on demand.

(4)  Common Stock

On December 12, 2012, the Company issued 7,750,000 shares of its common stock to the founders of the Company.

Between May 15, 2013 and April 30, 2013 the Company issued 2,006,000 shares of its common stock to investors for $34,000.

.

 (5)  Related Party Transactions

As described in Note 3, as of September 30, 2013, the Company owed $8,391 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 4, on December 12, 2012 the Company issued 7,750,000 shares of its common stock to individuals who are Directors and Officers of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Power Gala Corp. (“Power Gala Corp.”, the “Company”, “we”, and “our”) for the three and nine months ended September 30, 2013.  The following information should be read in conjunction with the interim financial statements for the period ended September 30, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Power Gala Corp. was incorporated under the name of Powerball Corp in the State of Delaware on February 21, 2012. On April 10, 2013, we changed our name to Power Gala Corp. because of confusion with our name. We are a start-up business and are still developing our business plan. We expect to become an event planning company and we will offer an array of services such as photographers, caterers, DJ ’s, bar services and other special event services. We will be a consultant and a party planner for someone looking to host a special event at a catering hall or their primary residence. We are a development stage company. We will generate revenue by charging our customers a fee for our consulting services and for making introductions to certain event professionals. We may also be able to charge a fee to certain event professional for referring their services.

We are a development stage company, and to date, our development efforts have been focused primarily on the development of our business and making connections in the special event planning industry. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to obtain our first client but have not yet engaged any clients.

The following is our specific plan of action over the course of the next 12 months, including each milestone, the anticipated timeframe and what expenditures and actions will be required to complete such milestone. By the first quarter of 2014, we hope to secure our first contract. We have been speaking with private event professionals and networking with other party planners. Through our contacts and through word of mouth we have been introduced to a few potential clients that may utilize our services. In addition, over the next 6 months, we plan on attracting new customers through a few marketing and advertising strategies. We plan to enroll in an online wedding website , such as myweddings.com, and be listed as an approved vendor on those websites. We also plan to advertise in wedding promotional magazines, such as, Celebrations, and to attend bridal shows. We expect to spend approximately $1,000 on these advertising and marketing efforts. If we do not have the funds available and are not able to raise funds through a financing we will be required to rely on our officers and directors to fund these efforts. We have not, however, entered into any formal written agreement with our officers and directors to fund our operations in the event we do not generate sufficient revenue and are not successful in raising funds through financing. Accordingly, our officers and directors are under no obligation to fund our operations.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Results of Operation

We have conducted minimal operations during the three months ended September 30, 2013, and we have not generated revenues during this period.  We had net losses of $5,553 for the three months ended September 30, 2013. For the nine months ended September 30, 2013, we have not generated any revenues during this period. We had net losses of $42,186 for the nine months ended September 30, 2013.

During the three months ended September 30, 2013, we experienced general and administrative expenses of $46 and total expenses of $5,553. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items. During the nine months ended September 30, 2013, we incurred total expenses of $42,186 which consisted of professional fees, consulting fees, depreciation, filing fees and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $1,442.  Our primary uses of cash have been for professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•       An increase in working capital requirements to finance additional product development,

•       Addition of administrative and sales personnel as the business grows,

•       Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•       The cost of being a public company, and

•       Capital expenditures to add additional technology.

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2013:

Cash flows used in operating activities                     $            (35,285)

Cash flows used in investing activities                     $            (5,395)

Cash flows from financing activities                                        42,022

Net increase in cash and cash equivalents               $            1,342

If we do not experience any income or obtain additional financing, we could expect to run out of capital sometime in the 2nd quarter of 2014. For this reason, if we do not experience any income in the first half of fiscal 2014, we will need to raise additional capital in order to continue our business.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2013, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Emerging Growth Company

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic and annual reports.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  As an emerging growth company, we are eligible to delay the adoption of such standards until the earlier of the date that (i) we are no longer an “emerging growth company” or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards, provided in Section 7(a)(2)(B) of the Securities Act.

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of new or revised accounting standards that apply to our financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

We will remain an emerging growth company from up to the last day of the fifth anniversary of your first registered sale of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We also qualify as a Smaller Reporting Company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from similar exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to similar exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Recently Issued Accounting Pronouncements

We do not expect that recently issued accounting pronouncements will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER GALA CORP.

December 16, 2013	By	/s/Shmuel Ulano
Shmuel Ulano
Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)