Form 10-Q/A
period 2013-09-30
Power Gala Corp.
filed 2013-12-24
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment Number 1 to

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169802

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

Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒No ☐

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

Yes ☐No ☒

As of December 24, 2013, the registrant had 9,756,000 shares of its common stock outstanding.

1

EXPLANATORY NOTE

Power Gala Corp. (the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the quarterly period ended September 30, 2013 to include the XBRL instance files that were not included in the Form 10-Q filed on December 16, 2013.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

2

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER GALA CORP.

December 24, 2013	By	/s/Shmuel Ulano
Shmuel Ulano
Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)