Form 10-K
period 2013-12-31
Power Gala Corp.
filed 2014-04-10
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-192151

Power Gala Corp.

 (Name of small business issuer in its charter

Delaware	46-2497498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4515 12th Avenue Brooklyn, New York	11219
(Address of principal executive offices)	(Zip Code)

(718) 208-1889

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2013, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,756,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our Service offerings; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1.   Business.

Overview

Power Gala Corp. was incorporated under the name of Powerball Corp in the State of Delaware on February 21, 2012. On April 10, 2013, we changed our name to Power Gala Corp. because of confusion with our name. We are a start-up business and are still developing our business plan. We expect to become an event planning company and we will offer an array of services such as photographers, caterers, DJ ’s, bar services and other special event services. We will be a consultant and a party planner for someone looking to host a special event at a catering hall or their primary residence. We are a development stage company. We will generate revenue by charging our customers a fee for our consulting services and for making introductions to certain event professionals. We may also be able to charge a fee to certain event professionals for referring their services.

The Company has no present plans to be acquired or to merge with another company nor does the company, nor any of its shareholders, have plans to enter into a change of control or similar transaction.

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

OUR BUSINESS

We are a development stage company formed for the purpose of developing a consulting services firm that is focused on providing consulting services for special event planning. We consult with hosts and introduce them to certain private vendors that provide services to special events such as weddings, bar/bat mitzvahs and other special events. We have not completed the development of our business and are putting together our marketing strategy and making contacts and beginning to grow.

Why you would need to hire us

Having a professional handle all of the organizing, planning, and managing of any special event sounds great. We intend to provide affordable wedding event coordination. People planning a special event (i.e. wedding, bar mitzvah, sweet 16, fundraiser, etc.) might be interested in hiring us as a wedding planner because we help:

- Manage the hosts time and take care of a lot of the administrative and ministerial tasks associated with putting together a special event;

- Plan and prepare for events that are out of town or if guests are traveling from out of town to attend;

- You are looking to budget shop and want to cut costs on vendors and negotiate with each event vendor;

- Manage the process and use our experience, knowledge and contacts to make a host feel comfortable and not overwhelmed by the thought of putting an event together; and

- Keep everything organized and running smooth and efficiently from the pre-planning to the day of the event.

What do we do

Hiring us as a special event consultant does not mean that you are handing over all of the power to make decisions about your wedding. We work with our clients to carry out their vision and make the event a seemless, beautiful event without a lot of fuss.

We help our clients plan and balance the details of the event while keeping our clients focused on what truly is important for that special event. Some of the many services we can provide, include:

Handle vendors –We have and are in the process of developing numerous connections with vendors in the wedding industry. Based on a client ’s budget and personal style, a consultant can suggest, select, and hire the vendors. We can also negotiate contracts and hopefully use our relationships to get great deals for our clients.

Schedule –We will assist our clients in drafting a master plan, creating a schedule based on the timeline our client ’s have established. An established timeline will help everyone involved stay on track, on time and on budget.

Stay Within Your Budget –Knowing how much our clients have allotted for their special event will help our consultants tailor an event that is within their financial guidelines.

Invitations –On certain requests, we can take on the task of ordering, addressing, and mailing invitations for our clients.

Menu –On certain requests, we may help you select a menu that is within your budget and that meets the special dietary needs of your guests.

Orchestrate –On the day of the special event, it is imperative that you have a professional who is delegated the role of orchestrating the day ’s events. We can be there to assist our clients and make sure all the details are delivered in perfect form on the day of the event.

There are also many small, but just as important, unexpected tasks that pop up while planning an event that we will discuss with our clients and anticipate, plan for and address.

Revenue Model

We have not engaged our first client and are still working on developing the business plan. However, we do intend to generate revenue through the use of a transaction fee from our clients. We will charge them a fee for our consulting services. We may also be able to charge a referral fee to our vendors for any of our clients that hire vendors based on referrals that we provide.

Competition

The special event industry is highly competitive because the barrier to entry is very low. Additionally, the market is very fragmented with many small companies competing against each other. There are not many large companies that control a significant percentage of the industry. It is very inexpensive to consult for special event planning which makes it possible for individuals and many small companies to begin consulting. We expect to be able to compete by providing responsive and knowledgeable consultants at reasonable prices.

Employees

As of March 31, 2014, we did not have any employees and our 2 officers, Shmuel Ulano and Adeline Dyksztejn, will be providing services on a part-time basis.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 4515 12th Avenue, Brooklyn, New York 11219, and our telephone number is (718) 208-1889. There is no lease on the premises and the Company is occupying the premises owned by Mr. Ulano on a rent free basis.

Item 3.  Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTCBB , however, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of the date of this registration statement, we had 34 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2013, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results Of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to obtain our first client but have not yet engaged any clients.

Power Gala Corp. was incorporated under the name of Powerball Corp. in the State of Delaware on February 21, 2012. On April 10, 2013, we changed our name to Power Gala Corp. because of confusion with our name. We are a start-up business and are still developing our business plan. We expect to become an event planning company and we will offer an array of services such as photographers, caterers, DJ ’s, bar services and other special event services. We will be a consultant and a party planner for someone looking to host a special event at a catering hall or their primary residence. We are a development stage company. We will generate revenue by charging our customers a fee for our consulting services and for making introductions to certain event professionals. We may also be able to charge a fee to certain event professional for referring their services.

The following is our specific plan of action over the course of the next 12 months, including each milestone, the anticipated timeframe and what expenditures and actions will be required to complete such milestone. By the end of 2013, we hope to secure our first contract. We have been speaking with private event professionals and networking with other party planners. Through our contacts and through word of mouth we have been introduced to a few potential clients that may utilize our services. In addition, over the next 6 months, we plan on attracting new customers through a few marketing and advertising strategies. We plan to enroll in an online wedding website , such as myweddings.com, and be listed as an approved vendor on those websites. We also plan to advertise in wedding promotional magazines, such as, Celebrations, and to attend bridal shows. We expect to spend approximately $1,000 on these advertising and marketing efforts. If we do not have the funds available and are not able to raise funds through a financing we will be required to rely on our officers and directors to fund these efforts. We have not, however, entered into any formal written agreement with our officers and directors to fund our operations in the event we do not generate sufficient revenue and are not successful in raising funds through financing. Accordingly, our officers and directors are under no obligation to fund our operations.

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

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

	For the Fiscal Year Ended December 31, 2013	From February 21, 2012 (Inception) through December 31, 2012
Revenues	$ 0.00	-
Operating expenses	$ 60,288	1,044
Loss from Operations	$ (60,288)	(1,044)
Net Loss	$ (60,288)	(1.044)

For the fiscal year ended December 31, 2013

Revenue

From Inception through December 31, 2013 we had $0 in revenue. We did not generate any revenue during this period because we were setting up all our corporate documents and beginning our business.

Expenses

Expenses for the fiscal year ended December 31, 2013 totaled $60,288. The majority of the expenses incurred during the period consisted of corporate filings, professional fees and start-up costs. In 2012, expenses were $1,044 for organizational costs.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2013 was $60,288 and $1,044 for 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements to finance additional product development,
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
☐	The cost of being a public company, and
☐	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2013, we had a cash balance of $5,245 and working capital deficit of $31,052. Since inception, we have raised $34,000. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly

Our business plan within 12 months is outlined below:

Over the twelve month period starting upon the effective date of this registration statement, we intend to market our services and reach out to potential people hosting special events (i.e. brides and grooms, charities, etc.). We expect to market in newspapers and online and possibly attend a few bridal shows at local catering halls.

Additionally, we expect to also network with special event vendors and parties that help coordinate special events. We hope to use these contacts as referral sources and potential relationships for new business.

The following is our specific plan of action over the course of the next 12 months, including each milestone, the anticipated timeframe and what expenditures and actions will be required to complete such milestone. By the end of 2013, we hope to secure our first contract. We have been speaking with private event professionals and networking with other party planners. Through our contacts and through word of mouth we have been introduced to a few potential clients that may utilize our services. In addition, over the next 6 months, we plan on attracting new customers through a few marketing and advertising strategies. We plan to enroll in an online wedding website , such as myweddings.com , and be listed as an approved vendor on those websites. We also plan to advertise in wedding promotional magazines, such as, Celebrations, and to attend bridal shows. We expect to spend approximately $1,000 on these advertising and marketing efforts. If we do not have the funds available and are not able to raise funds through a financing we will be required to rely on our officers and directors to fund these efforts.

If we are unable to build our customer base or gain any clients and our marketing attempts are unsuccessful, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment. At the present time, we have not made any arrangements to raise additional cash. However, we intend to raise additional capital through private placements once we gain a quotation on the OTC Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Critical Accounting Policies and Estimates

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2013, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Revenue recognition

The Company recognizes revenues in accordance with ASC No. 605-10-S99, (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Deferred revenues primarily include unearned amounts received from customers but not recognized as revenues.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2013.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Power Gala Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Power Gala Corp.(a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013, and for the periods from February 21, 2012 (inception) through December 31, 2013 and 2012. Power Gala Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Power Gala Corp.’s internal control over financial reporting as of December 31, 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Gala Corp. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and cash flows for the year ended December 31, 2013 and for the periods from February 21, 2012 (inception) through December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholder’s deficit and an accumulated deficiency as of December 31, 2013.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
April 7, 2014

POWER GALA

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	As of December 31, 2013	As of December 31, 2012

Current Assets:
Cash and cash equivalents	$ 5,245	$ 100

Total current assets	5,245	100

Other Assets:
Software, net	4,495	-

Total Assets	$ 9,740	$ 100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 4,750	$ -
Unearned income	1,300	-
Loans from related party - director and stockholder	30,247	369

Total current liabilities	36,297	369

Total liabilities	36,297	369

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
9,756,000 and 7,750,000 shares issued and outstanding, respectively	976	775
Additional paid-in capital	33,799	-
Deficit accumulated during the development stage	(61,332)	(1,044)

Total stockholders' deficit	(26,557)	(269)

Total Liabilities and Stockholders' Deficit	$ 9,740	$ 100

The accompanying notes to financial statements are

an integral part of this balance sheet.

POWER GALA

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Period From February 21, 2012 (Inception) Through December 31, 2012	Period From February 21, 2012 (Inception) Through December 31, 2013

Revenues	$ -	$ -	$ -

Expenses:
Professional fees	34,985	-	34,985
Consulting	17,991	-	17,991
Depreciation	900	-	900
Filing fees	3,388	-	3,388
Computer and internet expenses	753	-	753
General and administrative	2,271	1,044	3,315

Total expenses	60,288	1,044	61,332

Loss from Operations	(60,288)	(1,044)	(61,332)

Provision for income taxes	-	-	-

Net Loss	$ (60,288)	$ (1,044)	$ (61,332)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,207,381	7,750,000

POWER GALA

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Totals
	Shares	Amount

Balance - February 21, 2012	-	$ -		$ -	$ -

Issuance of founder's shares	7,750,000	775	-	-	775

Net loss for the period	-	-	-	(1,044)	(1,044)

Balance - December 31, 2012	7,750,000	775	-	(1,044)	(269)

Common stock issued for cash ($0.017 per share)	2,006,000	201	33,799	-	34,000

Net loss for the period	-	-	-	(60,288)	(60,288)

Balance - December 31, 2013	9,756,000	$ 976	$ 33,799	$ (61,332)	$ (26,557)

POWER GALA

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	From February 21, 2012 (inception) through December 31, 2012	From February 21, 2012 (inception) through December 31, 2013

Operating Activities:
Net loss	$ (60,288)	$ (1,044)	$ (61,332)
Adjustments to reconcile net loss to net cash
used in operating activities:	-	-	-
Depreciation	900	-	900
Issuance of founder's shares	-	775	775
Payment of organization costs by stockholder	-	269	-
Unearned income	1300	-	1,300
Changes in accounts payable and accrued liabilities	4,750	-	4,750

Net Cash Used in Operating Activities	(53,338)	-	(53,607)

Investing Activities:
Purchase of software	(5,395)	-	(5,395)

Net Cash Used in Investing Activities	(5,395)	-	(5,395)

Financing Activities:
Proceeds from issuance of common stock	34,000	-	34,000
Loans from related parties - directors and stockholders	29,878	100	30,247

Net Cash Provided by Financing Activities	63,878	100	64,247

Net Increase in Cash	5,145	100	5,245

Cash - Beginning of Period	100	-	-

Cash - End of Period	$ 5,245	$ 100	$ 5,245

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Power Gala corp. (“Power Gala” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 21, 2012. The business plan of the Company is to offer event planning services for various types of events. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Unearned Revenue

The Company records amounts received for services to be performed in future periods as deferred revenue on the accompanying balance sheet. Such amounts are recognized as revenue during the period in which the services are provided. During the year ended December 31, 2013, the Company received a deposit for event planning services to be provided in January 2014 totaling $1,300, which is presented as unearned revenue as of December 31, 2013.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through December 31, 2013.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2013, the carrying value of accounts payables, accrued expenses, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from February 21, 2012 (inception) through December 31, 2013. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2013 and 2012, loans from a founding stockholder amounted to $30,247 and $369, respectively, and represented working capital advances. These advances are non-interest bearing and due on demand.

(4)  Common Stock

On December 12, 2012, the Company issued 7,750,000 shares of its common stock to the founders of the Company.

Between May 15, 2013 and April 30, 2013 the Company issued 2,006,000 shares of its common stock to investors for $34,000.

5)  Income Taxes

The provision (benefit) for income taxes for the period from inception through December 31, 2012 and for the year ended December 31, 2013was as follows (assuming a 34% effective tax rate):

	2013	2012
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 20,498	$ 355
Change in valuation allowance	(20,498)	(355)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of December 31, 2013 and 2012 as follows:

	2013	2012
Loss carryforwards	$ (20,853)	$(355)
Less - Valuation allowance	20,853	355

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets as of December 31, 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013 the Company had a net operating loss carry-forward of approximately $61,000 which may be used to offset future taxable income and expires in 2033.

(6)  Related Party Transactions

As described in Note 3, as of December 31, 2013 and 2012, the Company owed $30,247 and $369, respectively, to a founding stockholder of the Company for working capital loans.

As described in Note 4, on December 12, 2012 the Company issued 7,750,000 shares of its common stock to individuals who are Directors and Officers of the Company.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2013 the Company determined that the following items constituted a material weakness:

•

The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•

The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner..

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of September 29, 2013. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Shmuel Ulano	33	Chief Executive Officer and Director
Adeline Dyksztejn	36	Secretary and Treasurer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Shmuel Ulano, Chief Executive Officer and Director

From January 11, 2010 to the present, Mr. Ulano has been taking courses in building engineering, where he is studying building services engineering, including: Project Planning, Financial Management, Managing Resources, Electrotechnical engineering, Mechanical Engineering, Air conditioning and Ventilation. From March 2, 2006 through January 1, 2010, Mr. Ulano worked as a freelance photographer at special events such as weddings, corporate events, birthday parties and holiday parties. Through this experience, he made many contacts and was able to network with party professionals.

Mr. Shmuel Ulano is qualified to serve as a director of this company because of his knowledge and experience in the private party industry as a freelance photographer.

Adeline Dyksztejn, Secretary and Treasurer

From December 20, 2011 to the present, Mrs. Adeline Dyksztejn is self-employed as an internet marketing expert. Mrs. Dyksztejn has accumulated an extensive experience in internet marketing and focuses on enhancing her clients online presence through social media, internet video production, website development and design, PPC (Pay per Click) advertising, website promotion and search engine optimization. From April 25, 2007 to November 18, 2011, Mrs. Dyksztejn had a home catering business for all types of events such as corporate events, birthday parties and private parties.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Shmuel Ulano, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee.  Our board of directors handles functions that would otherwise be handled by each of the committees.  We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Shmuel Ulano (1)	2013	$0	0	0	0	0	0	0	$0
Adeline Dyksztejn (2)	2013	$0	0	0	0	0	0	0	$0

(1)	Mr. Ulano received 4,500,000 founders common shares in exchange for services rendered.
(2)	Mr. Dyksztejn received 3,250,000 founders common shares in exchange for services rendered.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during the fiscal year ended December 31, 2013 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers and directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Shmuel Ulano 4515 12th Avenue Brooklyn, New York 11219	4,500,000	46.15%

Adeline Dyksztejn 4515 12th Avenue Brooklyn, New York 11219	3,250,000	33.33%

All Executive Officers and Directors as a group (2 persons)	7,750,000	79.48%

*	less than 1%
(1)	Based on 9,756,000 shares of common stock outstanding as of December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2013, the Company owed $30,247 to Directors, officers, and principal stockholders of the Company for working capital loans.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

?	the director is, or at any time during the past three years was, an employee of the company;

?

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

?	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

?

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

?

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

?

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Shmuel Ulano is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we have incurred $9,500 and $2,500, respectively,for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

?	approved by our audit committee; or

?

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER GALA CORP.

Date : April 10, 2014	By:	/s/ Shmuel Ulano
Shmuel Ulano Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shmuel Ulano	Chief Executive Officer (Principal Executive Officer) and Director	April 10, 2014
Shmuel Ulano