Form 10-Q
period 2014-03-31
Power Gala Corp.
filed 2014-05-20
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2014

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                No [  ]

As of May 20, 2014, the registrant had 9,756,000 shares of its common stock outstanding.

POWER GALA CORP.

(A Development Stage Company)

Quarterly Period on Form 10-Q

March 31, 2014

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	As of March 31, 2014	As of December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 167	$ 5,245
Accounts Receivable	2,600	-

Total current assets	2,767	5,245

Other Current Assets:

Other Assets:
Software, net	4,195	4,495

Total Assets	$ 6,962	$ 9,740

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 3,500	$ 4,750
Unearned Income	-	1,300
Loans from related parties - Directors and stockholders	30,147	30,247

Total current liabilities	33,647	36,297

Total liabilities	33,647	36,297

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
9,756,000 shares issued and outstanding	976	976
Additional paid-in capital	33,799	33,799
Deficit accumulated during the development stage	(61,460)	(61,332)

Total stockholders' deficit	(26,685)	(26,557)

Total Liabilities and Stockholders' Deficit	$ 6,962	$ 9,740

The accompanying notes are an integral part

of these condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 21, 2012)

THROUGH MARCH 31, 2014

(Unaudited)

			From
	Three Months Ended		February 21, 2012
	March 31,		(inception) through
	2014	2013	March 31, 2014

Revenues	$ 3,900	$ -	$ 3,900

Expenses:
Professional fees	2,750	-	37,735
Consulting	-	-	17,991
Depreciation	300	-	1,200
Filing fees	573	99	3,961
Computer and internet expenses	233	111	986
Legal - incorporation	-	-	-
General and administrative	172	179	3,487

Total expenses	4,028	389	65,360

Loss from Operations	(128)	(389)	(61,460)

Provision for income taxes	-	-	-

Net Loss	$ (128)	$ (389)	$ (61,460)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,756,000	7,769,011

The accompanying notes are an integral part

of these condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS'

DEFICIT FOR THE PERIODS FROM INCEPTION

(FEBRUARY 21, 2012) THROUGH MARCH 31, 2014

(Unaudited)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - February 21, 2012	-	$ -	$		$ -	$ -

Issuance of founder's shares	7,750,000	775	-	-	-	775

Net loss for the period	-	-	-	-	(1,044)	(1,044)

Balance - December 31, 2012	7,750,000	775	-	-	(1,044)	(269)

Common stock issued for cash ($0.017 per share)	2,006,000	201	33,799	-	-	34,000

Net loss for the period	-	-	-	-	(60,288)	(60,288)

Balance - December 31, 2013	9,756,000	976	33,799	-	(61,332)	(26,557)

Net loss for the period	-	-	-	-	(128)	(128)

Balance - March 31, 2014	9,756,000	$ 976	$ 33,799	$ -	$ (61,460)	$(26,685)

The accompanying notes are an integral part

of these condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 21, 2012)

THROUGH MARCH 31, 2014

                                                                                                                                                                                                              (Unaudited)

			From
	Three Months Ended		February 21, 2012
	March 31,		(inception) through
	2014	2013	March 31, 2014

Operating Activities:
Net loss	$ (128)	$ (389)	$ (61,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	300	-	1,200
Issuance of founder's shares	-	-	-
Payment of organization costs by stockholder	-	-	-
Changes in Accounts Receivable	(2,600)	-	(2,600)
Changes in Unearned income	(1,300)	-	-
Changes in accounts payable and accrued liabilities	(1,250)		3,500

Net Cash Used in Operating Activities	(4,978)	(389)	(59,360)

Investing Activities:
Purchase of software	-	-	(5,395)

Net Cash Used in Investing Activities	-	-	(5,395)

Financing Activities:
Proceeds from issuance of common stock	-	2,000	34,775
Repayment of loans from related parties - directors and stockholders	(100)	-	30,147

Net Cash Provided By Financing Activities	(100)	2,000	64,922

Net Increase in Cash	(5,078)	1,611	167

Cash - Beginning of Period	5,245	100	-

Cash - End of Period	$ 167	$ 1,711	$ 167

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part

of these condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with a reading of the Company’s annual financial statements and notes thereto included in this registration statement.  Interim results of operations for the three ended March 31, 2014 are not necessarily indicative of future results for the full year.

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

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through March 31, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2014, the carrying value of accounts payables, accrued expenses, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from February 21, 2012 (inception) through March 31, 2014. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2014, and December 31, 2013, loans from a founding stockholder amounted to $30,147 and $30,247, respectively, and represented working capital advances. These advances are non-interest bearing and due on demand.

(4)  Common Stock

On December 12, 2012, the Company issued 7,750,000 shares of its common stock to the founders of the Company.

Between March 15, 2013 and April 30, 2013 the Company issued 2,006,000 shares of its common stock to investors for $34,000.

.

5)  Income Taxes

As of March 31, 2014 the Company had a net operating loss carry-forward of approximately $61,000 which may be used to offset future taxable income and expires by 2034.

The Company provided a valuation allowance equal to the deferred income tax assets as of March 31, 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

(6)  Related Party Transactions

As described in Note 3, as of March 31, 2014, and December 31, 2013, the Company owed $30,147 and $30,247, respectively to a founding stockholder of the Company for working capital loans.

As described in Note 4, on December 12, 2012 the Company issued 7,750,000 shares of its common stock to individuals who are Directors and Officers of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Power Gala Corp. (“Power Gala Corp.”, the “Company”, “we”, and “our”) for the three months ended March 31, 2014.  The following information should be read in conjunction with the interim financial statements for the period ended March 31, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operation

We have conducted minimal operations during the three months ended March 31, 2014, and we have not generated revenues during this period.  We had net losses of $128 for the three months ended March 31, 2014.

During the three months ended March 31, 2014, we experienced general and administrative expenses of $172 and total expenses of $4,028. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $167.  Our primary uses of cash have been for professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2014, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

POWER GALA CORP.

May 20, 2014	By	/s/Shmuel Ulano
Shmuel Ulano
Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)