Form 10-K/A
period 2013-12-31
Power Gala Corp.
filed 2014-06-11
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1 to

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-189401

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

EXPLANATORY NOTE

Power Gala Corp. (“Registrant”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) for the sole purpose of correcting the cover page to accurately mark that the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The cover page has been corrected to accurately check the correct box.

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

POWER GALA CORP.

Date : June 11, 2014	By:	/s/ Shmuel Ulano
Shmuel Ulano Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shmuel Ulano	Chief Executive Officer (Principal Executive Officer) and Director	June 11, 2014
Shmuel Ulano