Form 10-Q
period 2014-09-30
Power Gala Corp.
filed 2014-11-10
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

(Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2014

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

Yes [X]                No [  ]

As of November 10, 2014, the registrant had 9,756,000 shares of its common stock outstanding.

POWER GALA CORP.

(A Development Stage Company)

Quarterly Period on Form 10-Q

September 30, 2014

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

 AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

ASSETS
	As of September 30, 2014	As of December 31, 2013

	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 193	$ 5,245
Accounts Receivable	2,600	-

Total current assets	2,793	5,245

Other Current Assets:

Other Assets:
Software, net	3,595	4,495

Total Assets	$ 6,388	$ 9,740

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 1,500	$ 4,750
Unearned Income	-	1,300
Loans from related parties - Directors and stockholders	57,296	30,247

Total current liabilities	58,796	36,297

Total liabilities	58,796	36,297

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
9,756,000 shares issued and outstanding	976	976
Additional paid-in capital	33,799	33,799
Deficit accumulated during the development stage	(87,183)	(61,332)

Total stockholders' deficit	(52,408)	(26,557)

Total Liabilities and Stockholders' Deficit	$ 6,388	$ 9,740

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

POWER GALA CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (Unaudited)

					From February 21, 2012 (inception) through September 30, 2014
	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Revenues	$ -	$ -	$ 3,900	$ -	$ 3,900

Expenses:
Professional fees	14,750	5,000	26,000	20,000	60,985
Consulting	120	-	120	17,991	18,111
Depreciation	300	300	900	600	1,800
Filing fees	-	-	1,643	1,137	5,031
Computer and internet expenses	143	207	502	610	1,256
General and administrative	183	46	586	1,848	3,900

Total expenses	15,496	5,553	29,751	42,186	91,083

Loss from Operations	(15,496)	(5,553)	(25,851)	(42,186)	(87,183)

Provision for income taxes	-	-	-	-	-

Net Loss	$ (15,496)	$ (5,553)	$ (25,851)	$ (42,186)	$ (87,183)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,756,000	9,756,000	9,756,000	8,987,703

The accompanying notes to financial statements are an integral part of these condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS'

DEFICIT FOR THE PERIODS FROM INCEPTION

(FEBRUARY 21, 2012) THROUGH SEPTEMBER 30, 2014

(Unaudited)

				Deficit Accumulated During the Development Stage

			Additional Paid-in Capital
	Common stock
	Shares	Amount			Totals

Balance - February 21, 2012	-	$ -	$ -	$ -	$ -

Issuance of founder's shares	7,750,000	775	-	-	775

Net loss for the period	-	-	-	(1,044)	(1,044)

Balance - December 31, 2012	7,750,000	775	-	(1,044)	(269)

Common stock issued for cash ($0.017 per share)	2,006,000	201	33,799	-	34,000

Net loss for the period	-	-	-	(60,288)	(60,288)

Balance - December 31, 2013	9,756,000	$ 976	$ 33,799	$ (61,332)	$ (26,557)

Net loss for the period	-	-	-	(25,851)	(25,851)

Balance - September 30, 2014	9,756,000	$ 976	$ 33,799	$ (87,183)	$ (52,408)

The accompanying notes to financial statements are an

Integral part of these condensed financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

ANDCUMULATIVE FROM INCEPTION (FEBRUARY 21, 2012)

THROUGH SEPTEMBER 30, 2014

(Unaudited)

			From February 21, 2012 (inception) through September 30, 2014
	Nine Months Ended September 30,

	2014	2013

Operating Activities:
Net loss	$ (25,851)	$ (42,186)	$ (87,183)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	900	600	1,800
Changes in Accounts Receivable	(2,600)	-	(2,600)
Changes in unearned income	(1,300)	1,300	-
Changes in accounts payable and accrued liabilities	(3,250)	5,001	1,500

Net Cash Used in Operating Activities	(32,101)	(35,285)	(86,483)

Investing Activities:
Purchase of software	-	(5,395)	(5,395)

Net Cash Used In Investing Activities	-	(5,395)	(5,395)

Financing Activities:
Proceeds from issuance of common stock	-	34,000	34,775
Advances from related parties - directors and stockholders	27,049	8,022	57,296

Net Cash Provided By Financing Activities	27,049	42,022	92,071

Net Increase (Decrease) in Cash	(5,052)	1,342	193

Cash - Beginning of Period	5,245	100	-

Cash - End of Period	$ 193	$ 1,442	$ 193

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s annual financial statements for the year ended December 31, 2013, and notes thereto included in form 10K/A filed with the SEC on June 11, 2014. Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future results for the full year.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through September 30, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014, the carrying value of accounts payables, accrued expenses, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from February 21, 2012 (inception) through September 30, 2014. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2014, and December 31, 2013, loans from a founding stockholder amounted to $57,296 and $30,247, respectively, and represented working capital advances. These advances are non-interest bearing and due on demand.

(4)  Common Stock

On December 12, 2012, the Company issued 7,750,000 shares of its common stock to the founders of the Company.

Between March 15, 2013 and April 30, 2013 the Company issued 2,006,000 shares of its common stock to investors for $34,000.

.

5)  Income Taxes

As of September 30, 2014 the Company had a net operating loss carry-forward of approximately $87,000 which may be used to offset future taxable income and expires by 2034.

The Company provided a valuation allowance equal to the deferred income tax assets as of September 30, 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

(6)  Related Party Transactions

As described in Note 3, as of June 30, 2014, and December 31, 2013, the Company owed $57,296 and $30,247, respectively to a founding stockholder of the Company for working capital loans.

As described in Note 4, on December 12, 2012 the Company issued 7,750,000 shares of its common stock to individuals who are Directors and Officers of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Power Gala Corp. (“Power Gala Corp.”, the “Company”, “we”, and “our”) for the three months ended September 30, 2014.  The following information should be read in conjunction with the interim financial statements for the period ended September 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Power Gala Corp. was incorporated under the name of Powerball Corp in the State of Delaware on February 21, 2012. On April 10, 2013, we changed our name to Power Gala Corp. because of confusion with our name. We are a start-up business and are still developing our business plan. We expect to become an event planning company and we will offer an array of services such as photographers, caterers, DJ’s, bar services and other special event services. We will be a consultant and a party planner for someone looking to host a special event at a catering hall or their primary residence. We are a development stage company. We will generate revenue by charging our customers a fee for our consulting services and for making introductions to certain event professionals. We may also be able to charge a fee to certain event professional for referring their services.

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

We have not been successful in carrying out our business plan. If we are not successful in generating revenue and cannot raise sufficient funds, we may be forced to cease operations. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to obtain our first client but have not yet engaged any clients.

The following is our specific plan of action over the course of the next 12 months, including each milestone, the anticipated timeframe and what expenditures and actions will be required to complete such milestone. We have been speaking with private event professionals and networking with other party planners. Through our contacts and through word of mouth we have been introduced to a few potential clients that may utilize our services. In addition, over the next 6 months, we plan on attracting new customers through a few marketing and advertising strategies. We plan to enroll in an online wedding website, such as myweddings.com, and be listed as an approved vendor on those websites. We also plan to advertise in wedding promotional magazines, such as, Celebrations, and to attend bridal shows. We expect to spend approximately $1,000 on these advertising and marketing efforts. If we do not have the funds available and are not able to raise funds through a financing we will be required to rely on our officers and directors to fund these efforts. We have not, however, entered into any formal written agreement with our officers and directors to fund our operations in the event we do not generate sufficient revenue and are not successful in raising funds through financing. Accordingly, our officers and directors are under no obligation to fund our operations.

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

We have not been successful in carrying out our business plan. If we are not successful in generating revenue and cannot raise sufficient funds, we may be forced to cease operations. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

Results of Operation

We have conducted minimal operations during the three and nine months ended September 30, 2014, and we have not generated revenues during this period.  We had net losses of $15,496 and $25,851 for the three and nine months ended September 30, 2014 respectively.

During the three and nine months ended September 30, 2014, we incurred expenses of $15,496 and $25,851, respectively, compared to $5,553 and $42,186, respectively, for the three and nine months ended September 30, 2013. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.  The decrease for the nine months ended September 2014 was the result of the Company's S-1 filing in 2013.  The increase for the three months ended September 2014 was due to the Company's filing of periodic reposts with the SEC.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $193. Our primary uses of cash have been for professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

?      An increase in working capital requirements to finance additional product development,

?      Addition of administrative and sales personnel as the business grows,

?      Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

?      The cost of being a public company, and

?      Capital expenditures to add additional technology.

If we do not experience any income or obtain additional financing, we could expect to run out of capital sometime in the 4th quarter of 2014. For this reason, if we do not experience any income, we will need to raise additional capital in order to continue our business.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2014, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

POWER GALA CORP.

November 10, 2014	By	/s/Shmuel Ulano
Shmuel Ulano
Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)