Form 10-Q/A
period 2014-09-30
Power Gala Corp.
filed 2014-11-12
CIK 1575259

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

Yes ☒ No ☐

As of November 12, 2014, the registrant had 9,756,000 shares of its common stock outstanding.

1

EXPLANATORY NOTE

Power Gala Corp. (the "Company") is filing this Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") for the quarterly period ended September 30, 2014 to include the XBRL instance files that were not included in the Form 10-Q filed on November 10, 2014.

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

POWER GALA CORP.

November 12, 2014	By	/s/Shmuel Ulano
Shmuel Ulano
Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)