Form 10-K
period 2014-12-31
Power Gala Corp.
filed 2015-03-31
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No  [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  March 31, 2015:: 9,756,000, par value $0.0001 per share.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

Item 1.   Business.

Overview

Power Gala Corp. was incorporated under the name of Powerball Corp in the State of Delaware on February 21, 2012. On April 10, 2013, we changed our name to Power Gala Corp. because of confusion with our name. We are a development stage company formed for the purpose of developing a consulting services firm that is focused on providing consulting services for special event planning. We consult with hosts and introduce them to certain private vendors that provide services to special events such as weddings, bar/bat mitzvahs and other special events. We will also act as a consultant and a party planner for someone looking to host a special event at a catering hall or their primary residence. We will generate revenue by charging our customers a fee for our consulting services and for making introductions to certain event professionals. We may also be able to charge a fee to certain event professionals for referring their services.

.

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

Why you would need to hire us

Having a professional handle all of the organizing, planning, and managing of any special event sounds great. We intend to provide affordable wedding event coordination. People planning a special event (i.e. wedding, bar mitzvah, sweet 16, fundraiser, etc.) might be interested in hiring us as a wedding planner because we help:

- Manage the host’s time and take care of a lot of the administrative and ministerial tasks associated with putting together a special event;

- Plan and prepare for events that are out of town or if guests are traveling from out of town to attend;

-  Budget shop to cut costs on vendors and negotiate with each event vendor;

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

Orchestrate –On the day of the special event, it is imperative that you have a professional who is delegated the role of orchestrating the day’s events. We can be there to assist our clients and make sure all the details are delivered in perfect form on the day of the event.

There are also many small, but just as important, unexpected tasks that pop up while planning an event that we will discuss with our clients and anticipate, plan for and address.

Revenue Model

To date we have engage one client for our services and are still working on developing the business plan.  . We will charge clients a fee for our consulting services. We may also be able to charge a referral fee to our vendors for any of our clients that hire vendors based on referrals that we provide.

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

Employees

As of March 31, 2015, we did not have any employees and our 2 officers, Shmuel Ulano and Adeline Dyksztejn, will be providing services on a part-time basis.

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

Business Overview

Power Gala Corp. was incorporated under the name of Powerball Corp. in the State of Delaware on February 21, 2012. On April 10, 2013, we changed our name to Power Gala Corp. because of confusion with our name. We are a development stage company and are still developing our business plan. We expect to become an event planning company and we will offer an array of services such as photographers, caterers, DJ ’s, bar services and other special event services. We will be a consultant and a party planner for someone looking to host a special event at a catering hall or their primary residence. We will generate revenue by charging our customers a fee for our consulting services and for making introductions to certain event professionals. We may also be able to charge a fee to certain event professional for referring their services.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to obtain clients.

The following is our specific plan of action over the course of the next 12 months, including each milestone, the anticipated timeframe and what expenditures and actions will be required to complete such milestone. We have been speaking with private event professionals and networking with other party planners. Through our contacts and through word of mouth we have been introduced to a few potential clients that may utilize our services. In addition, over the next 6 months, we plan on attracting new customers through a few marketing and advertising strategies. We plan to enroll in an online wedding website , such as “myweddings.com.”, and be listed as an approved vendor on those websites. We also plan to advertise in wedding promotional magazines, such as, “Celebrations”, and to attend bridal shows. We expect to spend approximately $1,000 on these advertising and marketing efforts. If we do not have the funds available and are not able to raise funds through a financing we will be required to rely on our officers and directors to fund these efforts. We have not, however, entered into any formal written agreement with our officers and directors to fund our operations in the event we do not generate sufficient revenue and are not successful in raising funds through financing. Accordingly, our officers and directors are under no obligation to fund our operations.

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

Limited Operating History

We have generated minimal independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

	For the Fiscal Year Ended December 31, 2014	From February 21, 2012 (Inception) through December 31, 2014
Revenues	$3,900	$3,900
Operating expenses	$36,338	$97,670
Loss from Operations	$32,438	$93,770
Net Loss	$32,4387	$93,770

For the fiscal year ended December 31, 2014

Revenue

From Inception through December 31, 2014 we had $3,900 in revenue

Expenses

Expenses for the fiscal year ended December 31, 2014 totaled $36,337 as compared to $60,228 for the fiscal year ended December 31, 2013.  The majority of the expenses incurred during the period consisted of $28,750 for professional fees.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2014 was $32,438 and $60,288 for fiscal year end December 31, 2013.

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

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2014, we had a cash balance of $75 and working capital deficit of $62,290. Since inception, we have raised $34,000. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Item 8.  Financial Statements and Supplementary Data.

 POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Report of Registered Independent Auditors	F-1

Balance Sheets as of December 31, 2014 and 2013	F-2

Statements of Operations for the Years Ended December 31, 2013 and 2014 and for the periods from February 21, 2012 (Inception) Through December 31, 2014	F-3

Statement of Changes in Stockholders’ Deficit for the Periods from February 21, 2012 (Inception) Through December31, 2014	F-4

Statements of Cash Flows for the Years Ended December 31, 2014, and 2013 and for the periods from February 21, 2012 (Inception) Through December31, 2014	F-5

Notes to Financial Statements	F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Power Gala Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Power Gala Corp.(a development stage company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014, and for the periods from February 21, 2012 (Inception) through December 31, 2014 and 2013. Power Gala Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Power Gala Corp.’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Gala Corp. (a development stage company) as of December 31, 2014 and 2013, and the results of its operations and cash flows for the year ended December 31, 2014 and for the periods from February 21, 2012 (inception) through December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholder’s deficit and an accumulated deficiency as of December 31, 2014.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

March 31, 2015

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 75	$ 5,245

Total current assets	75	5,245

Software, net	3,295	4,495

Total Assets	$ 3,370	$ 9,740

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 750	$ 4,750
Unearned Income	-	1,300
Loans from related parties - Directors and stockholders	61,615	30,247

Total current liabilities	62,365	36,297

Total liabilities	62,365	36,297

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
9,756,000 shares issued and outstanding	976	976
Additional paid-in capital	33,799	33,799
Deficit accumulated during the development stage	(93,770)	(61,332)

Total stockholders' deficit	(58,995)	(26,557)

Total Liabilities and Stockholders' Deficit	$ 3,370	$ 9,740

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

POWER GALA CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	From February 21, 2012 (inception) through December 31, 2014

Revenues	$ 3,900	$ -	$ 3,900

Expenses:
Professional fees	28,750	34,985	63,735
Consulting	120	17,991	18,111
Provision for uncollectible accounts	2,600	-	2,600
Depreciation	1,200	900	2,100
Filing fees	2,312	3,388	5,700
Computer and internet expenses	636	753	1,390
Legal - incorporation	-	-	-
General and administrative	720	2,271	4,034

Total expenses	36,338	60,288	97,670

Loss from Operations	(32,438)	(60,288)	(93,770)

Provision for income taxes	-	-	-

Net Loss	$ (32,438)	$ (60,288)	$ (93,770)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$ (0.00)	$ (0.02)

Outstanding - Basic and Diluted	9,756,000	2,907,381

The accompanying notes to financial statements are

an integral part of these financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS'

DEFICIT FOR THE PERIODS FROM INCEPTION

(FEBRUARY 21, 2012) THROUGH DECEMBER 31, 2014

					Deficit
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - February 21, 2012	-	$ -	$ -		$ -	$ -

Issuance of founder's shares	7,750,000	775	-	-	-	775

Net loss for the period	-	-	-	-	(1,044)	(1,044)

Balance - December 31, 2012	7,750,000	775	-	-	(1,044)	(269)

Common stock issued for cash ($0.017 per share)	2,006,000	201	33,799	-	-	34,000

Net loss for the year	-	-	-	-	(60,288)	(60,288)

Balance - December 31, 2013	9,756,000	976	33,799	-	(61,332)	(26,557)

Net loss for the year	-	-	-	-	(32,438)	(32,438)

Balance - December 31, 2014	$ 9,756,000	$ 976	$ 33,799	$ -	$ (93,770)	$(58,995)

The accompanying notes to financial statements are

an integral part of these financial statements.

POWER GALA CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013,

ANDCUMULATIVE FROM INCEPTION (FEBRUARY 21, 2012)

THROUGH DECEMBER 31, 2014

	Year	Year	From
	Ended	Ended	February 21, 2012
	December 31,	December 31,	(inception) through
	2014	2013	December 31, 2014

Operating Activities:
Net loss	$ (32,438)	$ (60,288)	$ (93,770)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,200	900	2,100
Issuance of founder's shares	-	-	-
Payment of organization costs by stockholder	-	-	-
Changes in unearned income	(1,300)	1,300	-
Changes in accounts payable and accrued liabilities	(4,000)	4,750	750

Net Cash Used in Operating Activities	(36,538)	(53,338)	(90,920)

Investing Activities:
Purchase of software	-	(5,395)	(5,395)

Net Cash Used In Investing Activities	-	(5,395)	(5,395)

Financing Activities:
Proceeds from issuance of common stock	-	34,000	34,775
Advances from related parties - directors and stockholders	31,368	29,878	61,615

Net Cash Provided By Financing Activities	31,368	63,878	96,390

Net Increase (Decrease) in Cash	(5,170)	5,145	75

Cash - Beginning of Period	5,245	100	-

Cash - End of Period	$ 75	$ 5,245	$ 75

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are

an integral part of these financial statements.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through December 31, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2014, the carrying value of accounts payables, accrued expenses, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from February 21, 2012 (inception) through December 31, 2014. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2014, and December 31, 2013, loans from a founding stockholder amounted to $61,615 and $30,247, respectively, and represented working capital advances. These advances are non-interest bearing and due on demand.

(4)  Common Stock

On December 12, 2012, the Company issued 7,750,000 shares of its common stock to the founders of the Company.

Between March 15, 2013 and April 30, 2013 the Company issued 2,006,000 shares of its common stock to investors for $34,000.

.

5)  Income Taxes

As of December 31, 2014 the Company had a net operating loss carry-forward of approximately $94,000 which may be used to offset future taxable income and expires by 2034.

The Company provided a valuation allowance equal to the deferred income tax assets as of December 31, 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

(6)  Related Party Transactions

As described in Note 3, as of December 31, 2014, and December 31, 2013, the Company owed $61,615 and $30,247, respectively to a founding stockholder of the Company for working capital loans.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2014 the Company determined that the following items constituted a material weakness:

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report,that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of March 31, 2015. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Shmuel Ulano	34	Chief Executive Officer and Director
Adeline Dyksztejn	37	Secretary and Treasurer

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

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

Item 11.  Executive Compensation.

Shmuel Ulano, Chief Executive Officer, and Adeline Dyksztejn, Secretary and Treasurer,  have not received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us.

We do not expect to pay any compensation to Mr. Ulano and Ms. Dyksztejn until sufficient and sustainable revenues and profits are realized.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of December 31, 2014.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Shmuel Ulano (1)	2014	$0	0	0	0	0	0	0	$0
Adeline Dyksztejn (2)	2014	$0	0	0	0	0	0	0	$0

(1)	Mr. Ulano received 4,500,000 founders common shares in exchange for services rendered.
(2)	Mr. Dyksztejn received 3,250,000 founders common shares in exchange for services rendered.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during the fiscal year ended December 31, 2014 by the executive officers named in the Summary Compensation Table.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Shmuel Ulano 4515 12th Avenue Brooklyn, New York 11219	4,500,000	46.13%

Adeline Dyksztejn 4515 12th Avenue Brooklyn, New York 11219	3,250,000	33.33%

All Executive Officers and Directors as a group (2 persons)	7,750,000	79.46%

*	less than 1%
(1)	Based on 9,756,000 shares of common stock outstanding as of December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2014, the Company owed $61,615 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

0	the director is, or at any time during the past three years was, an employee of the company;

0

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

0	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

0

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

0

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

0

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we have incurred $28,750 and $34,985, respectively, for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-

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

POWER GALA CORP.

Date : March 31, 2015	By:	/s/ Shmuel Ulano
Shmuel Ulano Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shmuel Ulano	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2015
Shmuel Ulano