Form 10-Q
period 2015-06-30
Power Gala Corp.
filed 2015-08-14
CIK 1575259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2015

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

Yes [X]                No [  ]

As of August 14, 2015, the registrant had 9,756,000 shares of its common stock outstanding.

POWER GALA CORP.

(A Development Stage Company)

Quarterly Period on Form 10-Q

September 30, 2014

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

POWER GALA CORP.

INDEX TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

POWER GALA CORP.

CONDENSED BALANCE SHEETS

 AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

ASSETS
	June 30, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 58	$ 75

Total current assets	58	75

Software, net	2,695	3,295

Total Assets	$ 2,753	$ 3,370

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 2,750	$ 750
Loans from related party	67,521	61,615

Total current liabilities	70,271	62,365

Total liabilities	70,271	62,365

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
9,756,000 shares issued and outstanding	976	976
Additional paid-in capital	33,799	33,799
Accumulated deficit	(102,293)	(93,770)

Total stockholders' deficit	(67,518)	(58,995)

Total Liabilities and Stockholders' Deficit	$ 2,753	$ 3,370

The accompanying notes are an integral

part of these unaudited condensed financial statements.

POWER GALA CORP.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

					From
	Three Months Ended		Six Months Ended		February 21, 2012
	June 30,		June 30,		(inception) through
	2015	2014	2015	2014	June 30, 2015

Revenues	$ -		$ -	$ 3,900	$ 3,900

Expenses:
Professional fees	3,000	8,500	7,250	11,250	70,985
Depreciation	300	300	600	600	2,700
Filing fees	-	1,070	-	1,643	5,700
Computer and internet expenses	120	127	350	360	1,739
General and administrative	186	231	323	403	6,958

Total expenses	3,606	10,228	8,523	14,256	106,193

Loss from Operations	(3,606)	(10,228)	(8,523)	(10,356)	(102,293)

Provision for income taxes	-	-	-	-	-

Net Loss	$ (3,606)	$ (10,228)	$ (8,523)	$ (10,356)	$ (102,293)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,756,000	9,756,000	9,756,000	9,756,000

The accompanying notes are an integral

part of these unaudited condensed financial statements.

POWER GALA CORP.

CONDENSED STATEMENT OF CHANGES

IN STOCKHOLDERS' DEFICIT

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance - December 31, 2014	$ 9,756,000	$ 976	$ 33,799	$ (93,770)	(58,995)

Net loss for the period	-	-	-	(8,523)	(8,523)

Balance - June 30, 2015	$ 9,756,000	$ 976	$ 33,799	$(102,293)	$ (67,518)

The accompanying notes are an integral

part of these unaudited condensed financial statements.

POWER GALA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

 (Unaudited)

			From
	Six Months Ended		February 21, 2012
	June 30,		(inception) through
	2015	2014	June 30, 2015

Operating Activities:
Net loss	$ (8,523)	$ (10,356)	$ (102,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	600	600	2,700
Changes in Accounts Receivable	-	(2,600)	-
Changes in Unearned income	-	(1,300)	-
Changes in accounts payable and accrued liabilities	2,000	(4,000)	2,750

Net Cash Used in Operating Activities	(5,923)	(17,656)	(96,843)

Financing Activities:
Proceeds from issuance of common stock	-		34,775
Advances from related party - directors and stockholders	5,906	13,050	67,521

Net Cash Provided by Financing Activities	5,906	13,050	102,296

Net Decrease in Cash	(17)	(4,606)	58

Cash - Beginning of Period	75	5,245	-

Cash - End of Period	$ 58	$ 639	$ 58

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from inception through June 30, 2015.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2015, the carrying value of accounts payables and accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods presented through June 30, 2015. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(2)  Loans from Related Party

As of June 30, 2015, and December 31, 2014, loans from a founding stockholder amounted to $67,521 and $61,615, respectively, and represented working capital advances. These advances are non-interest bearing and due on demand.

(3)  Common Stock

On December 12, 2012, the Company issued 7,750,000 shares of its common stock to the founders of the Company.

Between May 15, 2013 and April 30, 2013 the Company issued 2,006,000 shares of its common stock to investors for $34,000.

.

(4)  Income Taxes

As of June 30, 2015 the Company had a net operating loss carry-forward of approximately $102,000 which may be used to offset future taxable income and expires by 2035.

The Company provided a valuation allowance equal to the deferred income tax assets as of June 30, 2015, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

(5)  Related Party Transactions

As of June 30, 2015, and December 31, 2014 the Company owed $67,521 and $61,615 respectively to our founding stockholder for working capital loans.

On December 12, 2012 the Company issued 7,750,000 shares of common stock to an individual who are Directors and Officers of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Power Gala Corp. (“Power Gala Corp.”, the “Company”, “we”, and “our”) for the three months ended June 30, 2015.  The following information should be read in conjunction with the interim financial statements for the period ended June 30, 2015, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operation

We have conducted minimal operations during the three months ended June 30, 2015, and we have not generated revenues during this period.  We had net losses of $3,606 and $8,523 for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2015, we incurred expenses of $3,606 and $8,523, respectively, compared to $10,228 and $10,356, respectively, for the three and six months ended June 30, 2014 These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.  The decrease from 2015 to 2014 is due to S-1 fees incurred in 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $58.  Our primary uses of cash have been for professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

If we do not experience any income or obtain additional financing, we could expect to run out of capital sometime in the 3rd quarter of 2015. For this reason, if we do not experience any income in the second half of fiscal 2014, we will need to raise additional capital in order to continue our business.

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2015, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

POWER GALA CORP.

August 14, 2015	By	/s/Shmuel Ulano
Shmuel Ulano
Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)