Form 10-Q
period 2015-09-30
Power Gala Corp.
filed 2015-11-23
CIK 1575259

10-Q 1 pg10q_10q.htm 10Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2015

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-189401

Power Gala Corp.

_________________________________________

(Exact name of registrant as specified in its charter)

Delaware	46-2497498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1528 Brookhollow Drive, Suite 100

Santa Ana CA 92705

_________________________________________

(Address of principal executive offices)(Zip Code)

(714) 581-4335

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

Yes [X]                No [  ]

As of November 23, 2015, the registrant had 9,756,000 shares of its common stock outstanding.

POWER GALA CORP.

(A Development Stage Company)

Quarterly Period on Form 10-Q

September 30, 2014

PART I:  FINANCIAL INFORMATION

POWER GALA CORP.

INDEX TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

POWER GALA CORP.

CONDENSED BALANCE SHEETS

 AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

ASSETS
	2015	2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ -	$ 75

Total current assets	-	75

Software, net	2,395	3,295

Total Assets	$ 2,395	$ 3,370

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 2,323	$ 750
Loans from related parties - Directors and stockholders	71,100	61,615

Total current liabilities	73,423	62,365

Total liabilities	73,423	62,365

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
9,756,000 shares issued and outstanding	976	976
Additional paid-in capital	33,799	33,799
Accumulated deficit	(105,803)	(93,770)

Total stockholders' deficit	(71,028)	(58,995)

Total Liabilities and Stockholders' Deficit	$ 2,395	$ 3,370

The accompanying notes are an integral

part of these condensed financial statements.

POWER GALA CORP.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$ -		$ -	$ 3,900

Expenses:
Professional fees	2,750	14,750	10,000	26,000
Consulting	-	120	-	120
Depreciation	300	300	900	900
Filing fees	-	-	-	1,643
Computer and internet expenses	140	143	490	502
General and administrative	320	183	643	586

Total expenses	3,510	15,496	12,033	29,751

Loss from Operations	(3,510)	(15,496)	(12,033)	(25,851)

Provision for income taxes	-	-	-	-

Net Loss	$ (3,510)	$ (15,496)	$ (12,033)	$ (25,851)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,756,000	9,756,000	9,756,000	9,756,000

The accompanying notes are an integral

part of these condensed financial statements.

POWER GALA CORP.

CONDENSED STATEMENT OF CHANGES

IN STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance - December 31, 2014	$ 9,756,000	$ 976	$ 33,799	$ (93,770)	(58,995)

Net loss for the period	-	-	-	(12,033)	(12,033)

Balance - September 30, 2015	$ 9,756,000	$ 976	$ 33,799	$(105,803)	$ (71,028)

The accompanying notes are an integral

part of these condensed financial statements.

POWER GALA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating Activities:
Net loss	$ (12,033)	$ (25,851)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	900	900
Changes in Accounts Receivable	-	(2,600)
Changes in Unearned income	-	(1,300)
Changes in accounts payable and accrued liabilities	1,573	(3,250)

Net Cash Used in Operating Activities	(9,560)	(32,101)

Financing Activities:
Bank overdraft	73
Advances from related parties - directors and stockholders	9,485	27,049

Net Cash Provided by in Financing Activities	9,558	27,049

Net Decrease in Cash	(75)	(5,052)

Cash - Beginning of Period	75	5,245

Cash - End of Period	$ -	$ 193

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s annual financial statements for the year ended December 31, 2014, and notes thereto included in form 10K/A filed with the SEC on March 31, 2015. Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future results for the full year.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the period from inception through September 30, 2015.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2015, the carrying value of accounts payables and accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses the periods from February 21, 2012 (inception) through September30, 2015. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(2)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2015, and December 31, 2014, loans from a founding stockholder amounted to $71,100 and $61,615, respectively, and represented working capital advances. These advances are non-interest bearing and due on demand.

(3)  Common Stock

On December 12, 2012, the Company issued 7,750,000 shares of its common stock to the founders of the Company.

Between May 15, 2013 and April 30, 2013 the Company issued 2,006,000 shares of its common stock to investors for $34,000.

(4)  Income Taxes

As of September 30, 2015 the Company had a net operating loss carry-forward of approximately $105,000 which may be used to offset future taxable income and expires by 2035.

The Company provided a valuation allowance equal to the deferred income tax assets as of September 30, 2015, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

(5)  Related Party Transactions

As described in Note 2, as of September 30, 2015, and December 31, 2014 the Company owed $71,100 and $61,615 respectively to a founding stockholder of the Company for working capital loans.

As described in Note 3, on December 12, 2012 the Company issued 7,750,000 shares of its common stock to individuals who are Directors and Officers of the Company.

(6) Subsequent events

On November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Purchasers purchased a total of 9,755,000 shares of the issued and outstanding common stock of the Company, representing 99.9% of the total issued and outstanding stock of the Company, from the Majority Shareholders. In connection with the change in control, the Company plans to implement its business plan by acquiring an online finance marketplace or platform based in China that would connect investors and individual borrowers. The Company also changed the location of its executive offices to 1528 Brookhollow Drive, Suite 100, Santa Ana, CA 92705.  The outstanding loans the Company owed to its founding shareholder of $71,100 and $61,615 were satisfied at the time of closing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Power Gala Corp. (“Power Gala Corp.”, the “Company”, “we”, and “our”) for the three months ended September 30, 2015.  The following information should be read in conjunction with the interim financial statements for the period ended September 30, 2015, and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

On October 30, 2015, Power Gala Corp. (the “Company”), the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 9,755,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 99.9% of the issued and outstanding shares of the Company, for an aggregate purchase price of $275,000 (the “Purchase Price”). On November 10, 2015, the closing of the transaction occurred (“Closing Date”).

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

Results of Operation

We have conducted minimal operations during the three months ended September 30, 2015, and we have not generated revenues during this period.  We had net losses of $3,510  and $12,033 for the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2015, we incurred expenses of $3,510 and $12,033, respectively, compared to $15,496 and $29,751, respectively, for the three and nine months ended September  30, 2014 These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.  The decrease from 2015 to 2014 is due to legal fees incurred in 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $0.  Our primary uses of cash have been for professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

If we do not experience any income or obtain additional financing, we could expect to run out of capital sometime in the third quarter of 2016. For this reason, if we do not experience any income in the second half of fiscal 2016, we will need to raise additional capital in order to continue our business.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 30, 2015, Power Gala Corp. (the “Company”), the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 9,755,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 99.9% of the issued and outstanding shares of the Company, for an aggregate purchase price of $275,000 (the “Purchase Price”). On November 10, 2015, the closing of the transaction occurred (“Closing Date”).

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

+In accordance with SEC Release 3308238, Exhibit 32.1 is  furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER GALA CORP.

November 23, 2015	By	/s/ Huaishan Cao
Huaishan Cao
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)